Form 10-Q
period 2012-10-31
Modern PVC Inc
filed 2013-02-27
CIK 1548953

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File No. 333-181606


                                 MODERN PVC INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                 1700                          EIN 99-0368969
(State or Other Jurisdiction of       (Primary Standard Industrial             (IRS Employer
Incorporation or Organization)           Classification Number)            Identification Number)

                          51-01 39th Avenue Unit HH-12
                                Queens, NY 11104
                                 (773) 782 6273
          (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                   Outstanding as of October 31, 2012
      -----                                   ----------------------------------
Common Stock: $0.001                                         4,000,000

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                    3
             Balance Sheets                                                   3
             Statements of Operations                                         4
             Statements of Cash Flows                                         5
             Notes to Financial Statements                                    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         12

Item 4.   Controls and Procedures                                            12

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                                  13

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        13

Item 3    Defaults Upon Senior Securities                                    13

Item 4    Mine Safety Disclosures                                            13

Item 5    Other Information                                                  13

Item 6    Exhibits                                                           13

          Signatures                                                         14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 MODERN PVC INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEETS AS OF OCTOBER 31, 2012
                           AND AS OF JANUARY 31, 2012

                                                                      October 31,        January 31,
                                                                         2012               2012
                                                                       --------           --------
                                                                       Unaudited          Audited
                                     ASSETS

Current Assets
  Cash and cash equivalents                                            $  1,048           $  4,200
                                                                       --------           --------
Other Current Assets
  Inventory                                                               2,000                 --
                                                                       --------           --------

Total Assets                                                           $  3,048              4,200
                                                                       ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
  Loan from director                                                   $  8,549           $    749
                                                                       --------           --------

Total Liabilities                                                         8,549                749
                                                                       --------           --------
Stockholders' Equity
  Common stock, par value $0.001; 75,000,000 shares authorized,
   4,000,000 shares issued and outstanding                                4,000              4,000
  Additional paid in capital                                                  0                  0
  Deficit accumulated during the development stage                       (9,501)              (549)
                                                                       --------           --------

Total Stockholders' Equity                                               (5,501)             3,451
                                                                       --------           --------

Total Liabilities and Stockholders' Equity                             $  3,048           $  4,200
                                                                       ========           ========

    The accompanying notes are an integral part of these financial statements

                                 MODERN PVC INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2012; AND
        FOR THE PERIOD FROM JULY 14, 2011 (INCEPTION) TO OCTOBER 31, 2012

                                                                                              For the
                                                    For the              For the            period from
                                                  Three Months         Nine Months         July 14, 2011
                                                     Ended                Ended            (Inception) to
                                                   October 31,          October 31,          October 31,
                                                      2012                 2012                 2012
                                                   ----------           ----------           ----------
REVENUES                                           $        0           $        0           $        0
                                                   ----------           ----------           ----------
OPERATING EXPENSES
  Professional fees                                     1,650                8,600                8,600
  Bank fees                                                79                  290                  290
  Business Licenses and Permits                            --                   --                  549
  General and administrative expenses                      62                   62                   62
                                                   ----------           ----------           ----------

TOTAL OPERATING EXPENSES                                1,791                8,952                9,501
                                                   ----------           ----------           ----------

NET LOSS FROM OPERATIONS                               (1,791)              (8,952)              (9,501)

PROVISION FOR INCOME TAXES                                  0                    0                    0
                                                   ----------           ----------           ----------

NET LOSS                                           $   (1,791)          $   (8,952)          $   (9,501)
                                                   ==========           ==========           ==========

NET LOSS PER SHARE: BASIC AND DILUTED              $    (0.00)
                                                   ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                  4,000,000
                                                   ==========


    The accompanying notes are an integral part of these financial statements

                                 MODERN PVC INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE NINE MONTHS ENDED OCTOBER 31, 2012 AND
        FOR THE PERIOD FROM JULY 14, 2011 (INCEPTION) TO OCTOBER 31, 2012

                                                                            For the
                                                         For the          period from
                                                       Nine Months       July 14, 2011
                                                          Ended          (Inception) to
                                                        October 31,        October 31,
                                                           2012               2012
                                                         --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                $ (8,952)          $ (9,501)
  Adjustments to reconcile net loss to net cash
   (used in) operating activities:
     Inventory                                             (2,000)            (2,000)
  Changes in assets and liabilities:
     Increase (decrease) in accrued expenses                    0                  0
                                                         --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES                   (10,952)           (11,501)
                                                         --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                           --              4,000
  Loans from shareholder                                    7,800              8,549
                                                         --------           --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                 7,800             12,549
                                                         --------           --------

NET INCREASE (DECREASE) IN CASH                            (3,152)             1,048

Cash, beginning of period                                   4,200                 --
                                                         --------           --------

CASH, END OF PERIOD                                      $  1,048           $  1,048
                                                         ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                       $      0           $      0
                                                         ========           ========
     Income taxes paid                                   $      0           $      0
                                                         ========           ========


    The accompanying notes are an integral part of these financial statements

                                 MODERN PVC INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                OCTOBER 31, 2012


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Modern PVC Inc. was incorporated under the laws of the State of Nevada on July 14, 2011. We are a development stage company in the business of installation stretch ceiling and re-selling of stretch fabric membrane to wholesale customers. Our plan is to purchase stretch fabric membrane from trusted supplier and install this fabric to the private person's homes or businesses. Also, we are planning to develop our dealer network to resell fabric membrane.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of October 31, 2012. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted a January 31 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,048 of cash and cash equivalents as of October 31, 2012 and $ 4,200 as of January 31, 2012.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

                                 MODERN PVC INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                OCTOBER 31, 2012

NOTE 2 - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2012.

Comprehensive Income
The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company will disclose this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements
Modern PVC Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 3 - LOAN FROM DIRECTOR

On July 14, 2011, director loaned $224 to Incorporate the Company.
On October 25, 2011, director loaned the Company $325 to purchase business license and file initial list with Nevada Secretary of State. On September 12, 2011, director loaned $200 to open bank account.
On February 29, 2012, director loaned $3,000 to the Company. On July 31, 2012, director loaned $3,000 to the Company. On October 1, 2012, director loaned $ 1,800 to the Company. The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $8,549 as of October 31, 2012 and $749 as of January 31, 2012.

                                 MODERN PVC INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                OCTOBER 31, 2012


NOTE 4 - COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. On October 14, 2011, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

There were 4,000,000 shares of common stock issued and outstanding as of October 31, 2012.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 - INCOME TAXES

As of October 31, 2012 the Company had a net operating loss carry-forward of approximately $ 9,501 that can be used to offset future taxable income and begins to expire in 2031. Should a change in ownership occur net operating loss carry forwards can be limited as to use in future years.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

We were incorporated in the State of Nevada on July 14, 2011. We are in the business of installation stretch ceiling and re-selling of stretch fabric membrane. We plan to purchase inventory of stretch PVC fabric membrane directly from manufacturers and re-sell them to private and commercial buyers. We plan to develop a website that will display a variety of stretch PVC fabric membranes and describe where customers can use that membrane and our installation prices. We have not generated any revenues and the only operation we have engaged in to date is executing a subcontractor agreement with European Home Development Inc.

Our principal office address is located at 51-01 39th Avenue Unit HH-12, Queens, NY 11104. Our telephone number is (347) 960 6497. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We are a development stage company and have not earned any revenue to date.

PRODUCT

Stretch Ceiling is a suspended ceiling system consisting of two basic components
- a perimeter track and lightweight fabric membrane made from PVC which stretches and clips into the track. In addition to ceilings the system can be used for wall coverings, light diffusers, floating panels, exhibitions and creative shapes. Advantage of installing stretch ceiling: Blends with traditional and modern decor, can be installed quickly; is leak proof, water proof & stain resistant; is durable, and don't crack or peel. Additionally:

     1.   Meets fire regulations
     2.   Easy to clean
     3.   Performs well in humid environments
     4.   Lightweight
     5.   Resists bacteria and mold growth
     6.   Improve thermal & sound insulation
     7.   Emits no odor or fumes
     8.   Requires no special cleaning techniques

Fabric is made from Polyvinyl Chloride, commonly abbreviated PVC; it is a thermoplastic polymer. PVC is widely used in construction because it is cheap, durable, and easy to assemble. PVC production is expected to exceed 40 million tons by 2016 (en.wikipedia.org). The material comes in a vast array of Colors and Finishes including Matt, Satin, Lacquer (mirror like), Metallic, Perforated, and Translucent for lighting diffusers, backlighting & projection. The material can be printed or painted for additional effects, is entirely waterproof, washable and impermeable to vapors. The Material is maintenance free, non-corrosive, hygienic, non-toxic and non-flammable. Track is typically the aluminum or PVC semi-concealed track is the preferred choice for most architects and designers, enabling curves, domes, vaults and many other shapes to be formed with ease. Installing stretch ceiling is relatively quick and simple for trained installers. To install a stretch ceiling, a wall-rail is mounted around the perimeter of the room, on either flat or curved surfaces. There's no need for interior tracks or supports. Rails are available in a variety of styles, and can be either visible or fully concealed. Once the rail is installed, custom-cut film stretched into place, starting with the corners. Its semi-rigid edge is fitted into the wall rail, securing the film without intermediate supports. Lighting fixtures, alarms, sprinklers and ventilation equipment can all be accommodated. Installing the system in a typical room or small office takes about two to four hours, depending on the complexity of the room.

The versatility of the stretch ceiling system makes it suitable for use in a wide range of environments.

RESIDENTIAL

Stretch Ceilings are also able to achieve similar appearance as conventional ceilings within the home while providing many additional benefits such as approximately 81% light reflection and improved acoustics. The product is extremely quick to install as panel sizes can be fabricated up to 50 sq. meters and being a finished product which will require no further decoration.

Any type of light  fitting or aperture  can be  accommodated  within the Stretch
Ceiling material, such as speakers, grilles, extractor fans and sensors. The material is also resistant to moisture making it ideal for bathroom areas, kitchens, steam rooms and swimming pools, whilst also being water impermeable and will therefore act as a containment membrane in the event of a water leak.

COMMERCIAL

With superb range of colors and ability to form shapes, Stretch Ceilings allow to create exceptional feature ceilings as well as conventional flat designs. Suitable for all types of applications including offices, retail, outlets, bars, restaurants, leisure centers, cinemas, galleries, theatres, museums, churches, shopping centers and many more. We are planning to compete on North American and European markets.

AGREEMENT WITH EUROPEAN HOME DEVELOPMENT INC.

Modern PVC Inc. has executed an agreement with European Home Development Inc. European Home Development Inc. will use time to time Modern PVC Inc. as independent contractor for installing stretch ceiling in European Home Development Inc. constructed property. European Home Development Inc. is independent construction company which is in the business of constructing residential and commercial property. During the period we incorporated the company, prepared a business plan and executed an Agreement with European Home Development Inc. ("EHDI") Agreements are filed as exhibits to this registration statement, the main terms are:

     1. Contractor shall furnish all labor and materials to install the PVC stretch ceiling on the Owner property.
     2. Owner shall pay Contractor for all labor and materials the sum of $17 per square feet. Upon completing Contractor's services under this
          Agreement, Contractor shall submit an invoice. Owner shall pay Contractor within 30 days from the date of Contractor's invoice.
     3. Time of Completion The work to be performed under this Agreement shall commence on time to time basis and as needed by Owner.
     4. Contractor warrants that all work shall be completed in a good workmanlike manner and in compliance with all building codes and other applicable laws.
     5. Contractor is an independent contractor, not Owner's employee. Contractor's employees or subcontractors are not Owner's employees. Contractor has the right to perform services for others during the term of this Agreement.
     6. With reasonable cause, either Owner or Contractor may terminate this Agreement effective immediately by giving written notice of cause for termination. Reasonable cause includes: nonpayment of Contractor's compensation after 20 days written demand for payment. Contractor shall be entitled to full payment for services performed prior to the effective date of termination.
     7. If a dispute arises under this Agreement, any party may take the matter to court. If any court action is necessary to enforce this Agreement, the prevailing party shall be entitled to reasonable attorney fees, costs and expenses in addition to any other relief to which he or she may be entitled. The work to be performed under this Agreement shall commence on time to time basis and as needed by Owner.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.
We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTHS PERIOD ENDED OCTOBER 31, 2012

Our net loss for the three months period ended October 31, 2012 was $1,791. During the three and nine month periods ended October 31, 2012 we have not generated any revenue.

During the three month period ended October 31, 2012, our operating expenses were general and administrative expenses $62, professional fees of $1,650, and bank fees were $79. The weighted average number of shares outstanding was 4,000,000 for the three months period ended October 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS PERIOD ENDED OCTOBER 31, 2012

As at October 31, 2012, our total assets were $3,048 compared to $4,200 in total assets at January 31, 2012. Total assets were comprised of $1,048 in cash and inventory of $2,000. As at October 31, 2012, our current liabilities were $8,549. Stockholders' equity was $ (5,501) as of October 31, 2012 compare to stockholders' equity of $3,451 as of January 31, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months period ended October 31, 2012, net cash flows used in operating activities was $(10,952). For the period from inception (July 14, 2011) to October 31, 2012, net cash flows from operating activities was $(11,501).

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months period ended October 31, 2012, the Company have not generated any cash flow.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended October 31, 2012, net cash provided by financing activities was $7,800. For the period from inception (July 14, 2011) to October 31, 2012, net cash provided by financing activities was $12,549 received from proceeds from issuance of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities,  and debt  issuances.  Thereafter,  we  expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' review report accompanying our January 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101  Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Modern PVC Inc.


Dated: February 26, 2013               By: /s/ Vadims Horosevskis
                                           -------------------------------------
                                           Vadims Horosevskis
                                           President and Chief Executive Officer
                                           and Chief Financial Officer