Form 10-Q/A
period 2012-10-31
Modern PVC Inc
filed 2013-04-01
CIK 1548953

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-181606

MODERN PVC INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	1700 (Primary Standard Industrial Classification Number)	EIN 99-0368969 (IRS Employer Identification Number)

 51-01 39th Avenue Unit HH-12

Queens, NY 11104

(773) 782 6273

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 31, 2012
Common Stock: $0.001	4,000,000

2 | Page

3 | Page

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF OCTOBER 31, 2012 AND JANUARY 31, 2012

	October 31, 2012	January 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$ 1,048	$ 4,200
Other Current Assets
Inventory	2,000	-

Total Assets	$ 3,048	$ 4,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Loan from shareholder	$ 8,549	749

Total Liabilities	8,549	749

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 4,000,000 shares issued and outstanding	4,000	4,000
Additional paid in capital	0	0
Retained Earnings	(549)	0
Deficit accumulated during the development stage	(8,952)	(549)
Total Stockholders’ Equity (Deficit)	(5,501)	3,451

Total Liabilities and Stockholders’ Equity (Deficit)	$ 3,048	$ 4,200

The accompanying notes are an integral part of these financial statements

4 | Page

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

THREE AND NINE MONTHS ENDED OCTOBER 31, 2012 AND 2011

FOR THE PERIOD FROM JULY 14, 2011 (INCEPTION) TO OCTOBER 31, 2012

	Three Months Ended October 31, 2012	Nine Months Ended October 31, 2012	Period From July 14, 2011 (Inception) to October 31, 2012

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Professional fees	1,650	8,600	8,600
Bank fees	79	290	290
Business Licenses and Permits	-	-	549
General and administrative expenses	62	62	62
TOTAL OPERATING EXPENSES	1,791	8,952	9,501

LOSS FROM OPERATIONS	(1,791)	(8,952)	(9,501)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (1,791)	$ (8,952)	$ (9,501)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

5 | Page

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

NINE MONTHS ENDED OCTOBER 31, 2012 AND 2011

FOR THE PERIOD FROM JULY 14, 2011 (INCEPTION) TO OCTOBER 31, 2012

	Nine Months Ended October 31, 2012	Period From July 14, 2011 (Inception) to October 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (8,952)	$ (9,501)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	(2,000)	(2,000)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	0	0
Net Cash Used in Operating Activities	(10,952)	(11,501)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	4,000
Loans from shareholder	7,800	8,549
Net Cash Provided by Financing Activities	7,800	12,549

Net Increase (Decrease) in Cash	(3,152)	1,048
Cash, beginning of period	4,200	-
Cash, end of period	$ 1,048	$ 1,048

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	0
Income taxes paid	$ 0	0

The accompanying notes are an integral part of these financial statements.

6 | Page

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Modern PVC Inc. was incorporated under the laws of the State of Nevada on July 14, 2011.  We are a development stage company in the business of installation stretch ceiling and re-selling of stretch fabric membrane to wholesale customers.  Our plan is to purchase stretch fabric membrane from trusted supplier and install this fabric to the private person’s homes or businesses. Also, we are planning to develop our dealer network to resell fabric membrane.

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

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a January 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,048 of cash and cash equivalents as of October 31, 2012 and $ 4,200 as of January 31, 2012.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

7 | Page

MODERN PVC INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2012.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company will disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Modern PVC Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

8 | Page

MODERN PVC INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 3 – LOAN FROM DIRECTOR

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

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 14, 2011, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

There were 4,000,000 shares of common stock issued and outstanding as of October 31, 2012.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – INCOME TAXES

As of October 31, 2012 the Company had a net operating loss carry-forward of approximately $ 9,501 that can be used to offset future taxable income and begins to expire in 2031.  Should a change in ownership occur net operating loss carry forwards can be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

9 | Page

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

PRODUCT

Stretch Ceiling is a suspended ceiling system consisting of two basic components – a perimeter track and lightweight fabric membrane made from PVC which stretches and clips into the track. In addition to ceilings the system can be used for wall coverings, light diffusers, floating panels, exhibitions and creative shapes. Advantage of installing stretch ceiling: Blends with traditional and modern decor, can be installed quickly; is leak proof, water proof & stain resistant; is durable, and don't crack or peel. Additionally:

1.

Meets fire regulations

2.

Easy to clean

3.

Performs well in humid environments

4.

Lightweight

5.

Resists bacteria and mold growth

6.

Improve thermal & sound insulation

7.

Emits no odor or fumes

8.

Requires no special cleaning techniques

10 | Page

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

Agreement with European Home Development Inc.

Modern PVC Inc. has executed an agreement with European Home Development Inc. European Home Development Inc. will use time to time Modern PVC Inc. as independent contractor for installing stretch ceiling in European Home Development Inc. constructed property. European Home Development Inc. is independent construction company which is in the business of constructing residential and commercial property. During the period we incorporated the company, prepared a business plan and executed an Agreement with European Home Development Inc. (“EHDI”) Agreements are filed as exhibits to this registration statement, the main terms are:

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

11 | Page

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

Liquidity and Capital Resources

Three Months Period Ended October 31, 2012

As at October 31, 2012, our total assets were $3,048 compared to $4,200 in total assets at January 31, 2012. Total assets were comprised of $1,048 in cash and inventory of $2,000. As at October 31, 2012, our current liabilities were $8,549. Stockholders’ equity was $ (5,501) as of October 31, 2012 compare to stockholders' equity of $3,451 as of January 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended October 31, 2012, net cash flows used in operating activities was $(10,952). For the period from inception (July 14, 2011) to October 31, 2012, net cash flows from operating activities was $(11,501).

Cash Flows from Investing Activities

12 | Page

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

13 | Page

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Exhibits:

14 | Page

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

Modern PVC Inc.
Dated: April 1, 2013	By: /s/ Vadims Horosevskis
Vadims Horosevskis, President, Chief Executive Officer, Chief Financial Officer

15 | Page