Form 10-K
period 2013-01-31
Modern PVC Inc
filed 2013-04-19
CIK 1548953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-181606

MODERN PVC INC. (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	1700 (Primary Standard Industrial Classification Number)	EIN 99-0368969 (IRS Employer Identification Number)

51-01 39th Avenue Unit HH-12

Sunnyside, NY 11104

(773) 782 6273

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of March 31, 2013, the registrant had 6,400,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 31, 2013.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Our principal office address is located at 51-01 39th Avenue Unit HH-12, Sunnyside, NY 11104.  Our telephone number is (347) 960 6497.  Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations.  We are a development stage company and have not earned any revenue to date.

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

1.

Meets fire regulations

2.

Easy to clean

3.

Performs well in humid environments

4.

Lightweight

5.

Resists bacteria and mold growth

6.

Improve thermal & sound insulation

7.

Emits no odor or fumes

8.

Requires no special cleaning techniques

Fabric is made from Polyvinyl Chloride, commonly abbreviated PVC; it is a thermoplastic polymer.   PVC is widely used in construction because it is cheap, durable, and easy to assemble. PVC production is expected to exceed 40 million tons by 2016 (en.wikipedia.org). The material comes in a vast array of Colors and Finishes including Matt, Satin, Lacquer (mirror like), Metallic, Perforated, and Translucent for lighting diffusers, backlighting & projection. The material can be printed or painted for additional effects, is entirely waterproof, washable and impermeable to vapors. The Material is maintenance free, non-corrosive, hygienic, non-toxic and non-flammable. Track is typically the aluminum or PVC semi-

concealed track is the preferred choice for most architects and designers, enabling curves, domes, vaults and many other shapes to be formed with ease. Installing stretch ceiling is relatively quick and simple for trained installers. To install a stretch ceiling, a wall-rail is mounted around the perimeter of the room, on either flat or curved surfaces. There's no need for interior tracks or supports. Rails are available in a variety of styles, and can be either visible or fully concealed. Once the rail is installed, custom-cut film stretched into place, starting with the corners. Its semi-rigid edge is fitted into the wall rail, securing the film without intermediate supports. Lighting fixtures, alarms, sprinklers and ventilation equipment can all be accommodated. Installing the system in a typical room or small office takes about two to four hours, depending on the complexity of the room.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of January 31, 2013, no shares of our common stock have traded.

Number of Holders

As of January 31, 2013, the 6,400,000 issued and outstanding shares of common stock were held by a total of 26 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended January 31, 2012 and 2013.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED JANUARY 31, 2012 COMPARED TO FISCAL YEAR ENDED JANUARY 31, 2013.

Our net loss for the fiscal year ended January 31 2013 was $ 11,068 compared to a net loss of $549 during the fiscal year ended January 31, 2012. During fiscal year ended January 31, 2013, the Company has not generated any revenue.

During the fiscal year ended January 31, 2013, we incurred general and administrative expenses of $62, professional fees expense of $10,600 and bank fees of $ 406 compared to business license and permits of $ 549 incurred during fiscal year ended January 31, 2012.

Expenses incurred during the fiscal year ended January 31, 2013 compared to fiscal year ended January 31, 2012 increased primarily due to the increased scale and scope of business operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average number of shares outstanding was 4,149,891 for the fiscal year ended January 31, 2013 compared to 4,000,000 for the period from July 14, 2011 to January 31, 2012.

Expenses incurred during fiscal year ended January 31, 2013 compared to fiscal year ended January 31, 2012 increased primarily due to the increased scale and scope of business operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JANUARY 31, 2013

As of January 31, 2013, our total assets were $24,932 comprised of cash of $22,932 and inventory of $2,000 and our total liabilities were $8,549 comprised of notes payable to related parties.

As of January 31, 2012, our total assets were $4,200 comprised of cash and cash equivalents.  Stockholders’ equity increased from $3,451 as of January 31, 2012 to  $ 16,383 as of January 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended January 31, 2013, net cash flows used in operating activities were ($13,068) consisting of a net loss ($11,068) and inventory of ($2,000). For the fiscal year ended January 31, 2012, net cash flows used in operating activities were ($549). Net cash flows used in operating activities were ($13,617) for the period from inception (July 14, 2011) to January 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended January 31, 2013, net cash from financing activities was $31,800 consisting of $24,000 of proceeds from issuances of common stock and $7,800 in loan from a director.  For the fiscal year ended January 31, 2012, net cash from financing activities was $4,749 consisting of $4,000 of proceeds received from issuances of common stock and $749 in loan from a director. For the period from inception (July 14, 2011) to January 31, 2013, net cash provided by financing activities was $36,549 consisting of $28,000 of proceeds received from issuances of common stock and $8,549 in loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our January 31, 2013 and January 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

MODERN PVC INC.

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

11

Balance Sheets as of January 31, 2013 and 2012

12

Statements of Operations for the Year Ended January 31, 2013

and from July 14, 2011 (Date of Inception) to January 31, 2012 and 2013

13

Statements of Cash Flows for the Year Ended January 31, 2013 and from

July 14, 2011 (Date of Inception) to January 31, 2012 and 2013

14

Statements of Stockholders’ Equity for the Year Ended January 31, 2013 and from

July 14, 2011 (Date of Inception) to January 31, 2012 and 2013

15

Notes to the Financial Statements

16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                                      THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

INDEPENDENT AUDITOR’ REPORT ON FINANCIAL STATEMENTS

To the Board of Directors

Modern PVC, Inc.

Report on the Financial Statements

We have audited the accompanying financial statements of Asia Interactive Media, Inc., which comprise the balance sheet as of January 31, 2013, and the related statements of income, stockholders' equity and cash flows for the year then ended, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by the management, as well as evaluating the overall presentation of the financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modern PVC, Inc. as of January 31, 2013, and the results of their operations and their cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #7 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seattle, Washington

April 8, 2013

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS AS OF JANUARY 31, 2013 AND 2012

	January 31, 2013	January 31, 2012

ASSETS

Current Assets
Cash and cash equivalents	$ 22,932	4,200

Other Current Assets
Inventory	$ 2,000	-

Total Assets	$ 24,932	4,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current Liabilities
Loan from director	$ 8,549	749

Total Liabilities	8,549	749

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,400,000 shares issued and outstanding	4,000	4,000
Additional paid in capital	24,000	0
Retained Earnings	(11,617)	(549)
Total Stockholders’ Equity	16,383	3,451

Total Liabilities and Stockholders’ Equity	$ 24,932	4,200

See accompanying notes to financial statements.

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 31, 2013; AND

FOR THE PERIOD FROM JULY 14, 2011 (Inception) TO JANUARY 31, 2012 AND 2013

	For the Year Ended January 31, 2013	From July 14, 2011 (Inception) to January 31, 2012	From July 14, 2011 (Inception) to January 31, 2013

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Professional fees	10,600	-	10,600
Bank fees	406	-	406
Business Licenses and Permits	-	549	549
General and administrative expenses	62	-	62

TOTAL OPERATING EXPENSES	11,068	549	11,617

NET LOSS FROM OPERATIONS	(11,068)	(549)	(11,617)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (11,068)	(549)	$ (11,617)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
AND DILUTED	4,149,891	4,000,000

See accompanying notes to financial statements.

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2013 AND

FOR THE PERIOD FROM JULY 14, 2011 (Inception) to JANUARY 31, 2012 AND 2013

	For the Year Ended January 31, 2013	From July 14, 2011 (Inception) to January 31, 2012	From July 14, 2011 (Inception) to January 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (11,068)	$ (549)	$ (11,617)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	(2,000)	-	(2,000)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	0	0	0
CASH FLOWS USED IN OPERATING ACTIVITIES	(13,068)	(549)	(13,617)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	24,000	4,000	28,000
Loans from shareholder	7,800	749	8,549
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	31,800	4,749	36,549

NET INCREASE (DECREASE) IN CASH	18,732	4,200	22,932
Cash, beginning of period	4,200	-	-
Cash, end of period	$ 22,932	$ 4,200	$ 22,932

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

MODERN PVC INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, July 12, 2011	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	4,000,000	4,000	-	-	4,000

Net loss for the year ended January 31, 2012	-	-	-	(549)	(549)

Balance, January 31, 2012	4,000,000	$ 4,000	$ -	$ (549)	$ 3,451

Shares issued for cash at $0.01 per share	2,400,000	4,000	24,000		28,000

Net loss for the year ended				(11,617)	(11,617)
January 31, 2013 Balance, January 31, 2013	6,400,000	4,000	24,000	(11,617)	16,383

See accompanying notes to financial statements.

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of January 31, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

~~[«CVJELZLV|LEVEL=1|LABEL=NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES|TAG=US-GAAP:SIGNIFICANTACCOUNTINGPOLICIESTEXTBLOCK»~~

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $ 22,932 of cash and cash equivalents as of January 31, 2013 and $ 4,200 as of January 31, 2012.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2013.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Modern PVC Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

~~«CVJELZLV»~~

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

The balance due to the director was $8,549 as of January 31, 2013 and $749 as of January 31, 2012.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 14, 2011, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

On January 28, 2013, the Company issued 2,400,000 shares of common stock for cash proceeds of $24,000 at $0.01 per share.

There were 6,400,000 shares of common stock issued and outstanding as of January 31, 2013.

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

NOTE 6 – INCOME TAXES

As of January 31, 2013, the Company had net operating loss carry forwards of approximately $11,617 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

January 31, 2013
Federal income tax benefit attributable to:
Current Operations	$ 3,950
Less: valuation allowance	(3,950)
Net provision for Federal income taxes	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

January 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 3,950
Less: valuation allowance	(3,950)
Net deferred tax asset	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $11,617 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of January 31, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2013 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the

Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of January 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at January 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Vadims Horosevskis 51-01 39th Avenue Unit HH-12 Sunnyside NY 11104	42	President, Secretary, Treasurer and Director

Vadims Horosevskis has acted as our President, Secretary, Treasurer and sole Director since our incorporation on July 14, 2011.Mr. Horosevskis has more than 8 year of construction and home improvement related experience. From January 2012 to present Vadims Horosevskis devoted his time to researching PVC membrane installation industry. He researched information in books and on internet. He also traveled to different European country to study business there. From April 2009 till present, Mr.Horosevskis has been owner of "US Locks and Safe", a private company in Chicago IL. From 2005- 2009 Mr. Horosevskis has worked at Stockholm, Sweden as an independent builder contractor. His responsibilities were managing and supervising various constrictions projects.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director, Vadims Horosevskis who currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on July 14, 2011 until January 31, 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Vadims Horosevskis	2012	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of January 31, 2013, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of January 31, 2013 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Vadims Horosevskis 51-01 39th Avenue Unit HH-12 Sunnyside, NY 11104	4,000,000 shares of common stock (director)	62%

The percent of class is based on 6,400,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended January 31, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2013, we incurred approximately $5,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended April 30, 2012, July 31, 2012, and October 31, 2012.

.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN PVC INC.
Dated: April 19, 2013	By: /s/ Vadims Horosevskis
Vadims Horosevskis, President and Chief Executive Officer and Chief Financial Officer