Form 10-Q
period 2013-04-30
Modern PVC Inc
filed 2013-05-31
CIK 1548953

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 30, 2013
Common Stock: $0.001	6,400,000

2 | Page

3 | Page

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS AS OF APRIL 30, 2013 AND JANUARY 31, 2013

	Unaudited April 30, 2013	Audited January 31, 2013

ASSETS

Current Assets
Cash and cash equivalents	$ 13,578	$ 22,932

Other Current Assets
Inventory	$ -	$ 2,000
Prepaid Expenses	6,000	-

Total Assets	$ 19,578	$ 24,932

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current Liabilities
Loan from director	$ 8,549	$ 8,549

Total Liabilities	8,549	8,549

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,400,000 shares issued and outstanding	4,000	4,000
Additional paid in capital	24,000	24,000
Retained Earnings	(16,971)	(11,617)
Total Stockholders’ Equity	11,029	16,383

Total Liabilities and Stockholders’ Equity	$ 19,578	$ 24,932

The accompanying notes are an integral part of these financial statements

4 | Page

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 30, 2013 AND 2012; AND

FOR THE PERIOD FROM JULY 14, 2011 (Inception) TO APRIL 30, 2013

	For the three months ended April 30, 2013	For the three months ended April 30, 2012	From July 14, 2011 (Inception) to April 30, 2013

REVENUES	$ 984	$ 0	$ 984

OPERATING EXPENSES
Professional fees	6,276	3,250	16,876
Bank fees	62	94	468
Business Licenses and Permits	-	-	549
General and administrative expenses	-	-	62

TOTAL OPERATING EXPENSES	6,338	3,344	17,955

NET LOSS FROM OPERATIONS	(5,354)	(3,344)	(16,971)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (5,354)	(3,344)	$ (16,971)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
AND DILUTED	4,149,891	4,000,000

The accompanying notes are an integral part of these financial statements.

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2013 AND 2012; AND

FOR THE PERIOD FROM JULY 14, 2011 (Inception) to APRIL 30, 2013

	For the three months ended April 30, 2013	For the three months ended April 30, 2012	From July 14, 2011 (Inception) to April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (5,354)	$ (3,344)	$ (16,971)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	2,000	-
Prepaid Expenses	(6,000)		(6,000)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	0	0	0
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,354)	(3,344)	(22,971)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	28,000
Loans from shareholder	-	3,000	8,549
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	3,000	36,549

NET INCREASE (DECREASE) IN CASH	(9,354)	(344)	13,578
Cash, beginning of period	22,932	4,200	-
Cash, end of period	$ 13,578	$ 3,856	$ 13,578

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

6 | Page

 MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  The Company had $984 of revenue as of April 30, 2013.  However, the Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $ 13,578 of cash and cash equivalents as of April 30, 2013 and $ 22,932 as of January 31, 2012.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

7 | Page

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2013.

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

8 | Page

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $8,549 as of April 30, 2013 and January 31, 2013.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 14, 2011, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

There were 6,400,000 shares of common stock issued and outstanding as of April 30, 2013.

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

NOTE 7 – GOING CONCERN

9 | Page

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of April 30, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

10 | Page

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

PRODUCT

Stretch Ceiling is a suspended ceiling system consisting of two basic components – a perimeter track and lightweight fabric membrane made from PVC that stretches and clips into the track. In addition to ceilings the system can be used for wall coverings, light diffusers, floating panels, exhibitions and creative shapes. Advantage of installing stretch ceiling: Blends with traditional and modern decor, can be installed quickly; is leak proof, water proof & stain resistant; is durable, and don't crack or peel. Additionally:

1.

Meets fire regulations

2.

Easy to clean

3.

Performs well in humid environments

4.

Lightweight

5.

Resists bacteria and mold growth

6.

Improve thermal & sound insulation

11 | Page

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

12 | Page

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

Three Months Period Ended April 30, 2013

Our net loss for the three months period ended April 30, 2013 was $5,354.  During the three months periods ended April 30, 2013 we have generated $984 of revenues.

During the three month period ended April 30, 2013, our operating expenses were professional fees of $6,276, and bank fees of $62. The weighted average number of shares outstanding was 4,149,891 for the three months period ended April 30, 2013.

Liquidity and Capital Resources

Three Months Period Ended April 30, 2013

As at April 30, 2013, our total assets were $19,578 compared to $22,932 in total assets at January 31, 2013. Total assets were comprised of $13,578 in cash and prepaid expenses of $6,000. As at April 30, 2013, our current liabilities were $8,549. Stockholders’ equity was $ 11,029 as of April 30, 2013 compare to stockholders' equity of $16,383 as of January 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended April 30, 2013, net cash flows used in operating activities was $(9,354). For the period from inception (July 14, 2011) to April 30, 2013, net cash flows from operating activities was $(22,971).

Cash Flows from Investing Activities

13 | Page

For the three months period ended April 30, 2013, the Company have not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three months period ended April 30, 2013, net cash provided by financing activities was $0. For the period from inception (July 14, 2011) to April 30, 2013, net cash provided by financing activities was $36,549 received from proceeds from issuance of common stock and loans from shareholder.

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

Going Concern

The independent auditors' review report accompanying our January 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

14 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

15 | Page

Exhibits:

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

Modern PVC Inc.
Dated: May 29, 2013	By: /s/ Vadims Horosevskis
Vadims Horosevskis, President and Chief Executive Officer and Chief Financial Officer

16 | Page