Form 10-Q
period 2013-07-31
Modern PVC Inc
filed 2013-08-29
CIK 1548953

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 31, 2013
Common Stock: $0.001	6,400,000

3 | Page

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS AS OF JULY 31, 2013 AND JANUARY 31, 2013

	Unaudited July 31, 2013	Audited January 31, 2013

ASSETS

Current Assets
Cash and cash equivalents	$ 234	$ 22,932

Other Current Assets
Inventory	$ -	$ 2,000

Total Assets	$ 234	$ 24,932

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current Liabilities
Loan from director	$ 8,549	$ 8,549
Accrued Expenses	$ 1,500	-

Total Liabilities	10,049	8,549

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,400,000 shares issued and outstanding	4,000	4,000
Additional paid in capital	24,000	24,000
Retained Earnings	(37,815)	(11,617)
Total Stockholders’ Equity	(9,815)	16,383

Total Liabilities and Stockholders’ Equity	$ 234	$ 24,932

The accompanying notes are an integral part of these financial statements

4 | Page

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2013 AND 2012; AND

FOR THE PERIOD FROM JULY 14, 2011 (Inception) TO JULY 31, 2013

	Three months ended July 31, 2013	Three months ended July 31, 2012	Six months ended July 31, 2013	Six months ended July 31, 2012	From July 14, 2011 (Inception) to July 31, 2013

REVENUES	$ 0	$ 0	$ 984	$ 0	$ 984

OPERATING EXPENSES
Professional fees	14,800	3,700	27,076	6,950	37,676
Bank fees	44	117	106	211	512
Business Licenses and Permits	-	-	-	-	549
General and administrative expenses	-	-	-	-	62

TOTAL OPERATING EXPENSES	14,844	3,817	27,182	7,161	38,799

NET LOSS FROM OPERATIONS	(14,844)	(3,817)	(26,198)	(7,161)	(37,815)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$ (14,844)	$ (3,817)	$ (26,198)	(7,161)	$ (37,815)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
AND DILUTED	4,149,891	4,149,891	4,149,891	4,000,000

The accompanying notes are an integral part of these financial statements.

5 | Page

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2013 AND 2012; AND

FOR THE PERIOD FROM JULY 14, 2011 (Inception) to JULY 31, 2013

	For the Six months ended July 31, 2013	For the Six months ended July 31, 2012	From July 14, 2011 (Inception) to July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (26,198)	$ (7,161)	$ (37,815)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	2,000	-
Accrued Expenses	1,500		1,500
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	0	0	0
CASH FLOWS USED IN OPERATING ACTIVITIES	(22,698)	(7,161)	(36,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	28,000
Loans from shareholder	-	6,000	8,549
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	6,000	36,549

NET INCREASE (DECREASE) IN CASH	(22,698)	(1,161)	234
Cash, beginning of period	22,932	4,200	-
Cash, end of period	$ 234	$ 3,039	$ 234

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

6 | Page

 MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  The Company had $984 of revenue as of July 31, 2013.  However, the Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of Six months or less to be cash equivalents. The Company had $ 234 of cash and cash equivalents as of July 31, 2013 and $ 22,932 as of January 31, 2012.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2013.

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

8 | Page

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

The balance due to the director was $8,549 as of July 31, 2013 and January 31, 2013.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 14, 2011, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

On January 28, 2013, the Company issued 2,400,000 shares of common stock for cash proceeds of $24,000 at $0.001 per share.

There were 6,400,000 shares of common stock issued and outstanding as of July 31, 2013.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to July 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

10 | Page

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

11 | Page

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

12 | Page

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

Three and Six Months Period Ended July 31, 2013 and 2012

Our net loss for the three months periods ended July 31, 2013 and 2012 were $14,844 and $3,817.  During the three months periods ended July 31, 2013 and 2012 we have not generated any revenues.

Our net loss for the six months periods ended July 31, 2013 and 2012 were $26,198 and $ 7,161.  During the six months period ended July 31, 2013 we generated $984 of revenues, and during the six months period ended July 31, 2012 we have not generated any revenues.

During the three months periods ended July 31, 2013 and 2012, our operating expenses were professional fees of $14,800 and $3,700, and bank fees of $44 and $117. The weighted average number of shares outstanding was 4,149,891 for the three months period ended July 31, 2013 and 2012.

During the six months periods ended July 31, 2013 and 2012, our operating expenses were professional fees of $27,076 and $6,950, and bank fees of $106 and $211.  The weighted average number of shares outstanding were 4,149,891during the six months ended July 31, 2013 and 4,000,000 during the six months ended July 31, 2012.

Liquidity and Capital Resources

Three Months Period Ended July 31, 2013

As at July 31, 2013, our total assets were $234 compared to $22,932 in total assets at January 31, 2013. Total assets were comprised of $234 in cash. As at July 31, 2013, our current liabilities were $10,049. Stockholders’ equity was $ (9,815) as of July 31, 2013 compare to stockholders' equity of $16,383 as of January 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended July 31, 2013, net cash flows used in operating activities was $(22,698). For the six months period ended July 31, 2012, net cash flows used in operating activities was $(7,161).  For the period from inception (July 14, 2011) to July 31, 2013, net cash flows from operating activities was $(36,315).

Cash Flows from Investing Activities

For the six months periods ended July 31, 2013 and 2012, the company has not generated any cash flows.

Cash Flows from Financing Activities

For the six months period ended July 31, 2013, the Company have not generated any cash flow.  For the six months period ended July 31, 2012, the company generated $6,000 in loans from shareholder.  From July 14, 2011 (Inception) to July 31, 2013, the company generated $28,000 in proceeds from sale of common stock and $8,549 in loans from shareholder.

Plan of Operation and Funding

13 | Page

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

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on that evaluation, our

14 | Page

management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

15 | Page

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modern PVC Inc.
Dated: August 28, 2013	By: /s/ Vadims Horosevskis
Vadims Horosevskis, President and Chief Executive Officer and Chief Financial Officer

16 | Page