Form 10-Q
period 2013-10-31
Modern PVC Inc
filed 2013-12-13
CIK 1548953

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 13, 2013
Common Stock: $0.001	6,400,000

2 | Page

3 | Page

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS AS OF OCTOBER 31, 2013 AND JANUARY 31, 2013

	Unaudited October 31, 2013	Audited January 31, 2013

ASSETS

Current Assets
Cash and cash equivalents	$ 212	$ 22,932

Other Current Assets
Inventory	$ -	$ 2,000

Total Assets	$ 212	$ 24,932

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current Liabilities
Loan from director	$ 12,249	$ 8,549
Accrued Expenses	$ 1,500	-

Total Liabilities	13,749	8,549

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,400,000 shares issued and outstanding	4,000	4,000
Additional paid in capital	24,000	24,000
Deficit Accumulated during development stage	(41,537)	(11,617)
Total Stockholders’ Equity	(13,537)	16,383

Total Liabilities and Stockholders’ Equity	$ 212	$ 24,932

The accompanying notes are an integral part of these financial statements

4 | Page

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2013 AND 2012; AND

FOR THE PERIOD FROM JUNE 14, 2011 (Inception) TO OCTOBER 31, 2013

UNAUDITED

	Three months ended October 31, 2013	Three months ended October 31, 2012	Nine months ended October 31, 2013	Nine months ended October 31, 2012	From June 14, 2011 (Inception) to October 31, 2013

REVENUES	$ 0	$ 0	$ 984	$ 0	$ 984

OPERATING EXPENSES
Professional fees	3,696	1650	30,772	8,600	41,372
Bank fees	19	79	125	290	531
Business Licenses and Permits	-	-	-	-	549
General and administrative expenses	7	62	7	62	69

TOTAL OPERATING EXPENSES	3,722	1,791	29,920	8,952	42,521

NET LOSS FROM OPERATIONS	(3,722)	(1,791)	(29,920)	(8,952)	(41,537)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$ (3,722)	$ (1,791)	$ (29,920)	(8,952)	$ (41,537)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
AND DILUTED	4,149,891	4,149,891	4,149,891	4,000,000

The accompanying notes are an integral part of these financial statements.

5 | Page

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2013 AND 2012; AND

FOR THE PERIOD FROM JUNE 14, 2011 (Inception) to OCTOBER 31, 2013

	For the Nine months ended October 31, 2013	For the Nine months ended October 31, 2012	From June 14, 2011 (Inception) to October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (29,920)	$ (8,952)	$ (41,537)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	2,000	(2,000)
Accrued Expenses	1,500		1,500
Rounding	1		1

CASH FLOWS USED IN OPERATING ACTIVITIES	(26,419)	(10,952)	(40,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	28,000
Loans from shareholder	3,700	7,800	12,249
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,700	7,800	40,249

NET INCREASE (DECREASE) IN CASH	(22,719)	(3,152)	212
Cash, beginning of period	22,932	4,200	-
Cash, end of period	$ 212	$ 1,048	$ 212

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

6 | Page

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Modern PVC Inc. was incorporated under the laws of the State of Nevada on June 14, 2011.  The Company has no business operations and is considered a development stage company, as defined by Accounting Standards Codification 915.10.05 “Accounting and Reporting by Development Stage Enterprises”. The company was formed with the intention of installing and reselling stretch fabric membrane to wholesale customers.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of October 31, 2013. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for year ending January 31, 2013 and the three and nine month periods ending October 31, 2013. The Company has adopted a January 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of Nine months or less to be cash equivalents. The Company had $ 212 of cash and cash equivalents as of October 31, 2013 and $ 22,932 as of January 31, 2012.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2013.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2013.

8 | Page

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

NOTE 4 – LOAN FROM DIRECTOR

On October 14, 2011, director loaned $224 to incorporate the Company.

On October 25, 2011, director loaned the Company $325 to purchase business license and file initial list with Nevada Secretary of State.

On September 12, 2011, director loaned $200 to open bank account.

On February 29, 2012, director loaned $3,000 to the Company.

On October 31, 2012, director loaned $3,000 to the Company.

On October 1, 2012, director loaned $ 1,800 to the Company.

On August 6, 2013, director loaned $ 1,600 to the Company.

On August 29, 2013, director loaned $ 2,100 to the Company.

The loans are unsecured, non-interest bearing and there are currently no plans for repayment.

The balance due to the director was $12,249 as of October 31, 2013.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 14, 2011, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

On January 28, 2013, the Company issued 2,400,000 shares of common stock for cash proceeds of $24,000 at $0.001 per share.

There were 6,400,000 shares of common stock issued and outstanding as of October 31, 2013.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – INCOME TAXES

As of January 31, 2013, the Company had net operating loss carry forwards of approximately $11,617 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not

9 | Page

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between October 31, 2013 and December 4, 2013 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

10 | Page

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

We were incorporated in the State of Nevada on October 14, 2011. We are in the business of installation stretch ceiling and re-selling of stretch fabric membrane. We plan to purchase inventory of stretch PVC fabric membrane directly from manufacturers and re-sell them to private and commercial buyers. We plan to develop a website that will display a variety of stretch PVC fabric membranes and describe where customers can use that membrane and our installation prices.  We have not generated any revenues and the only operation we have engaged in to date is executing a subcontractor agreement with European Home Development Inc.

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

11 | Page

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

12 | Page

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

Three and Nine Months Period Ended October 31, 2013 and 2012

Our net loss for the three months periods ended October 31, 2013 and 2012 were $3,722 and $1,791.  During the three months periods ended October 31, 2013 and 2012 we have not generated any revenues.

Our net loss for the nine months periods ended October 31, 2013 and 2012 were $29,920 and $ 8,952.  During the nine months period ended October 31, 2013 we generated $984 of revenues, and during the nine months period ended October 31, 2012 we have not generated any revenues.

During the three months periods ended October 31, 2013 and 2012, our operating expenses were professional fees, bank fees and general and administrative expenses.  The weighted average number of shares outstanding was 4,149,891 for the three months period ended October 31, 2013 and 2012.

During the nine months periods ended October 31, 2013 and 2012, our operating expenses were professional fees, bank fees and general administrative expenses.  The weighted average number of shares outstanding were 4,149,891during the nine months ended October 31, 2013 and 4,000,000 during the nine months ended October 31, 2012.

Liquidity and Capital Resources

Three Months Period Ended October 31, 2013

As at October 31, 2013, our total assets were $212 compared to $22,932 in total assets at January 31, 2013. Total assets were comprised of $212 in cash. As at October 31, 2013, our current liabilities were $13,749. Stockholders’ equity was $ (13,537) as of October 31, 2013 compare to stockholders' equity of $16,383 as of January 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended October 31, 2013, net cash flows used in operating activities was $(26,419). For the nine months period ended October 31, 2012, net cash flows used in operating activities was $(10,952).  For the period from inception (October 14, 2011) to October 31, 2013, net cash flows from operating activities was $(40,036).

Cash Flows from Investing Activities

For the nine months periods ended October 31, 2013 and 2012, the company has not generated any cash flows.

Cash Flows from Financing Activities

For the nine months period ended October 31, 2013, the Company generated $3,700 in loans from shareholder.  For the nine months period ended October 31, 2012, the company generated $7,800 in loans from shareholder.  From October

13 | Page

14, 2011 (Inception) to October 31, 2013, the company generated $28,000 in proceeds from sale of common stock and $12,249 in loans from shareholder.

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

14 | Page

disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

15 | Page

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modern PVC Inc.
Dated: December 13, 2013	By: /s/ Vadims Horosevskis
Vadims Horosevskis, President and Chief Executive Officer and Chief Financial Officer

16 | Page