Form 10-K
period 2014-01-31
Modern PVC Inc
filed 2014-04-15
CIK 1548953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

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

As of April 15, 2014, the registrant had 6,400,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of April 15, 2014.

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

 As of January 31, 2014, no shares of our common stock have traded.

Number of Holders

As of January 31, 2014, the 6,400,000 issued and outstanding shares of common stock were held by a total of 26 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended January 31, 2013 and 2014.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED JANUARY 31, 2014 COMPARED TO FISCAL YEAR ENDED JANUARY 31, 2013.

Our net loss for the fiscal year ended January 31, 2014 was $ 30,018 compared to a net loss of $11,617 during the fiscal year ended January 31, 2013. During fiscal year ended January 31, 2014, the Company has generated $984 in revenue.

During the fiscal year ended January 31, 2014, we incurred general and administrative expenses of $30,829, and bank fees of $ 173 compared to general and administrative expenses $10,662, bank fees of $406 and business license and permits of $ 549 incurred during fiscal year ended January 31, 2013.

Expenses incurred during the fiscal year ended January 31, 2014 compared to fiscal year ended January 31, 2013 increased primarily due to the increased scale and scope of business operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average number of shares outstanding was 4,149,891 for the fiscal year ended January 31, 2014 and 2013.

Expenses incurred during fiscal year ended January 31, 2014 compared to fiscal year ended January 31, 2013 increased primarily due to the increased scale and scope of business operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JANUARY 31, 2014

As of January 31, 2014, our total assets were $165 comprised of cash of $165 and our total liabilities were $13,799 comprised of notes payable to related parties.

As of January 31, 2013, our total assets were $24,932 comprised of cash and cash equivalents.  Stockholders’ equity decreased from $16,638 as of January 31, 2013 to  $ 13,635 as of January 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended January 31, 2014, net cash flows used in operating activities were ($28,018) consisting of a net loss ($30,018) and inventory of $2,000. For the fiscal year ended January 31, 2013, net cash flows used in operating activities were ($13,617). Net cash flows used in operating activities were ($11,617) for the period from inception (July 14, 2011) to January 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended January 31, 2014, net cash from financing activities was $5,250 consisting of $5,250 in loan from a director.  For the fiscal year ended January 31, 2013, net cash from financing activities was $36,549 consisting of $28,000 of proceeds received from issuances of common stock and $8,549 in loan from a director. For the period from inception (July 14, 2011) to January 31, 2014, net cash provided by financing activities was $41,749 consisting of $28,000 of proceeds received from issuances of common stock and $13,799 in loan from a director.

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

GOING CONCERN

The independent auditors' report accompanying our January 31, 2014 and January 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

MODERN PVC INC.

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

11

Balance Sheets as of January 31, 2014 and 2013

12

Statements of Operations for the Year Ended January 31, 2014

and from July 14, 2011 (Date of Inception) to January 31, 2013 and 2014

13

Statements of Cash Flows for the Year Ended January 31, 2014 and from

July 14, 2011 (Date of Inception) to January 31, 2013 and 2014

14

Statements of Stockholders’ Equity for the Year Ended January 31, 2014 and from

July 14, 2011 (Date of Inception) to January 31, 2013 and 2014

15

Notes to the Financial Statements

16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

HARRIS & GILLESPIE CPAS, PLLC

CERTIFIED PUBLIC ACCOUNTANT’S

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Modern PVC, Inc.

We have audited the accompanying balance sheets of Modern PVC, Inc. (A Development Stage Company) as of January 31, 2014 and 2013 and the related statements of operations, stockholders’ equity and cash flows for the periods then ended and from July 12, 2011 (inception) through January 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modern PVC, Inc. (A Development Stage Company) as of January 31, 2014 and 2013, and from July 12, 2011 (inception) through January 31, 2014 and the results of its operations and cash flows for the period then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HARRIS & GILLESPIE CPA’S, PLLC

Seattle, Washington

March 11, 2014

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	January 31, 2014	January 31, 2013
Current Assets
Cash and cash equivalents	$ 165	$ 22,932

Other Current Assets	-	$ 2,000
Inventory

Total Assets	$ 165	$ 24,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ 0	$ 0
Loan from director	13,799	8,549

Total Liabilities	13,799	8,549

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,400,000 and 4,000,000 shares issued and outstanding respectively;	6,400	4,000
Additional paid in capital	21,600	24,000
Deficit accumulated during the development stage	(41,635)	(11,617)
Total Stockholders’ Equity	13,635	16,383

Total Liabilities and Stockholders’ Equity	$ 165	$ 24,932

See accompanying notes to financial statements.

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the year ended January 31, 2014	For the period from July 12, 2011 (Inception) to January 31, 2013	For the period from July 12, 2011 (Inception) to January 31, 2014

REVENUES	$ 984	$ 0	$ 984

OPERATING EXPENSES
Business License and Permits	-	549	549
Bank fees	173	406	579
General and administrative expenses	30,829	10,662	41,491

TOTAL OPERATING EXPENSES	31,002	11,617	42,619

NET LOSS FROM OPERATIONS	(30,018)	(11,617)	(41,635)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (30,018)	$ (11,617)	$ (41,635)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,149,891	4,149,891

See accompanying notes to financial statements.

MODERN PVC INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, July 12, 2011	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	4,000,000	4,000	-	-	4,000

Shares issued for cash at $0.01 per share	2,400,000	2,400	21,600		24,000

Net loss for the year ended January 31, 2013	-	-	-	(11,617)	(11,617)

Balance, January 31, 2013	6,400,000	$ 6,400	$ 21,600	$ (11,671)	$ 16,383

Net loss for the year ended January 31, 2014	-	-	-	(30,018)	(30,018)

Balance, January 31, 2014	6,400,000	$ 6,400	$ 21,600	$ (41,635)	$ 13,635

See accompanying notes to financial statements.

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the year ended January 31, 2014	For the period from July 12, 2011 (Inception) to January 31, 2013	For the period from July 12, 2011 (Inception) to January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (30,018)	$ (11,617)	$ (41,635)
Adjustments to reconcile net loss to net cash (used in) operating activities: Inventory	2,000	(2,000)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	0	0	0
CASH FLOWS USED IN OPERATING ACTIVITIES	(28,018)	(13,617)	(41,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	28,000	28,000
Loans from director	5,250	8,549	13,799
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,250	36,549	41,779

NET INCREASE IN CASH	22,768	22,932	165
Cash, beginning of period	22,932	0	0
Cash, end of period	$ 165	$ 22,932	$ 165

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Modern PVC Inc. was incorporated under the laws of the State of Nevada on July 12, 2011.  We are a development stage company in the business of installation stretch ceiling and re-selling of stretch fabric membrane to wholesale customers.  Our plan is to purchase stretch fabric membrane from trusted supplier and install this fabric to the private person’s homes or businesses. Also, we are planning to develop our dealer network to resell fabric membrane.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ending January 31, 2014 and 2013 and from July 12, 2011 (inception) through January 31, 2014.

The Company has adopted a January 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $165 of cash and cash equivalents as of January 31, 2014 and $ 22,932 of cash and cash equivalents as of January 31, 2013.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2014.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of January 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

On December 03, 2013, director loaned $1,550 to pay off company expenses.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $13,799 as of January 31, 2014.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 14, 2011, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

On January 28, 2013, the Company issued 2,400,000 shares of common stock for cash proceeds of $24,000 at $0.01 per share.

There were 6,400,000 shares of common stock issued and outstanding as of January 31, 2014.

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

NOTE 6 – INCOME TAXES

As of January 31, 2014, the Company had net operating loss carry forwards of approximately $41,635 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	January 31, 2013	January 31, 2014
Federal income tax benefit attributable to:
Current Operations	$ 3,763	$ 14,156
Less: valuation allowance	(3,763)	(14,156)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2013	January 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 3,763	$ 14,156
Less: valuation allowance	(3,763)	(14,156)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $41,635 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations from January 31, 2014 to the date these financial statements were issued (March 11, 2014), and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2014 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of January 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at January 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Vadims Horosevskis has acted as our President, Secretary, Treasurer and sole Director since our incorporation on July 14, 2011.Mr. Horosevskis has more than 8 year of construction and home improvement related experience. From January 2013 to present Vadims Horosevskis devoted his time to researching PVC membrane installation industry. He researched information in books and on internet. He also traveled to different European country to study business there. From April 2009 till present, Mr.Horosevskis has been owner of "US Locks and Safe", a private company in Chicago IL. From 2005- 2009 Mr. Horosevskis has worked at Stockholm, Sweden as an independent builder contractor. His responsibilities were managing and supervising various constrictions projects.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on July 14, 2011 until January 31, 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Vadims Horosevskis	2013	0	0	0	0	0	0	0	0
President	2014	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of January 31, 2014, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of January 31, 2014 and as of the date of the filing of this annual report by:

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

Item 13. Certain Relationships and Related Transactions

During the year ended January 31, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2014, we incurred approximately $5,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended April 30, 2013, July 31, 2013, and October 31, 2013.

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

MODERN PVC INC.
Dated: April 15, 2014	By: /s/ Vadims Horosevskis
Vadims Horosevskis, President and Chief Executive Officer and Chief Financial Officer