Form 10-Q
period 2014-04-30
Modern PVC Inc
filed 2014-07-08
CIK 1548953

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

 51-01 39 th Avenue Unit HH-12

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 30, 2014
Common Stock: $0.001	6,400,000

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	April 30, 2014 Unaudited	January 31, 2014 Audited
Current Assets
Cash and cash equivalents	$ 111	$ 165

Total Assets	$ 111	$ 165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ 1,250	$ 0
Loan from director	17,399	13,799

Total Liabilities	18,649	13,799

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,400,000 and 4,000,000 shares issued and outstanding respectively;	6,400	6,400
Additional paid in capital	21,600	21,600
Deficit accumulated during the development stage	(46,539)	(41,635)
Total Stockholders’ Equity	18,539	13,635

Total Liabilities and Stockholders’ Equity	$ 111	$ 165

See accompanying notes to financial statements.

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended April 30, 2014	For the three months ended April 30, 2013	For the period from July 12, 2011 (Inception) to April 30, 2014

REVENUES	$ 0	$ 984	$ 984

OPERATING EXPENSES
Business License and Permits	-	-	549
Bank fees	54	62	633
General and administrative expenses	4,850	12,276	47,841

TOTAL OPERATING EXPENSES	4,904	12,338	49,023

NET LOSS FROM OPERATIONS	(4,904)	(11,354)	(48,039)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (4,904)	$ (11,354)	$ (48,039)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,400,000	4,149,891

See accompanying notes to financial statements.

 MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

UNAUDITED

	For the three months ended April 30, 2014	For the three months ended April 30, 2013	For the period from July 12, 2011 (Inception) to April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (4,904)	$ (11,354)	$ (48,039)
Adjustments to reconcile net loss to net cash (used in) operating activities: Inventory	-	2,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	1,250	0	0
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,654)	(9,354)	(48,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	28,000
Loans from director	3,600	-	17,399
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,600	-	45,399

NET INCREASE IN CASH	54	(9,354)	111
Cash, beginning of period	165	22,932	0
Cash, end of period	$ 111	$ 13,578	$ 111

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

UNAUDITED

APRIL 30, 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Modern PVC Inc. was incorporated under the laws of the State of Nevada on July 12, 2011.  We are a development stage company and plan to be in the business of installing stretch ceilings and re-selling stretch fabric membrane to wholesale customers.  Our plan is to purchase stretch fabric membrane from trusted suppliers and install this fabric in homes and businesses.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the quarter ending April 30, 2014. The Company has adopted a January 31 fiscal year end.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted January 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $111 of cash and cash equivalents as of April 30, 2014 and $ 165 of cash and cash equivalents as of January 31, 2014.

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2014.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of April 30, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

On March 28, 2014, director loaned $ 3,600 to pay for company expenses.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $17,399 as of April 30, 2014.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 14, 2011, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

On January 28, 2013, the Company issued 2,400,000 shares of common stock for cash proceeds of $24,000 at $0.01 per share.

There were 6,400,000 shares of common stock issued and outstanding as of April 30, 2014.

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

NOTE 6 – INCOME TAXES

As of April 30, 2014, the Company had net operating loss carry forwards of approximately $41,635 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2014 to the date these financial statements were issued, June 12, 2014, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our principal office address is located at 51-01 39 th Avenue Unit HH-12, Queens, NY 11104.  Our telephone number is (347) 960 6497.  Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations.  We are a development stage company and have not earned any revenue to date.

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

3. Time of Completion. The work to be performed under this Agreement shall commence on time to time basis and as needed by Owner.

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

Three Months Ended April 30, 2014 and 2013

Our net loss for the three month periods ended April 30, 2014 and 2013 were $4,904 and $11,354.  During the three month periods ended April 30, 2014 we did not generate any revenue compared to $984 generated in the same period during the prior year.

During the three month periods ended April 30, 2014 and 2013, our operating expenses were professional fees, bank fees and general administrative expenses.  The weighted average number of shares outstanding were 6,400,000 during the three months ended April 30, 2014 and 4,000,000 during the nine months ended April 30, 2013.

Liquidity and Capital Resources

Three Months Period Ended April 30, 2014

As at April 30, 2014, our total assets were $111 compared to $165 in total assets at January 31, 2014. Total assets were comprised of $111 in cash. As at April 30, 2014, our current liabilities were $18,649. Stockholders’ equity was $18,539 as of April 30, 2014 compare to stockholders' equity of $13,365 as of January 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended April 30, 2014, net cash flows used in operating activities was $(3,654). For the period from inception (July 12, 2011) to April 30, 2014, net cash flows from operating activities was $(48,039).

Cash Flows from Investing Activities

For the three month periods ended April 30, 2014 and 2013, the company has not generated any cash flows.

Cash Flows from Financing Activities

For the three month period ended April 30, 2014, the Company generated $3,600 in loans from shareholder.  For the nine months period ended April 30, 2013, the company did not generate any loans from shareholder.  From July 12, 2011 (Inception) to April 30, 2014, the company generated $28,000 in proceeds from sale of common stock and $17,399 in loans from shareholder.

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

Going Concern

The independent auditors' review report accompanying our January 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Modern PVC Inc.
Dated: July 8, 2014	By: /s/ Vadims Horosevskis
Vadims Horosevskis, President and Chief Executive Officer and Chief Financial Officer

302 CERTIFICATION

I, Vadims Horosevskis, certify that:

         1. I have reviewed this report on Form 10-Q of Modern PVC Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures, to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.  Disclosed in this report any change in the registrant ’ s internal control over financial reporting that occurred during the registrant ’ s most recent fiscal quarter (the registrant ’ s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant ’ s internal control over financial reporting; and

         5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant ’ s auditors and the audit committee of the registrant ’ s board of directors (or persons performing the equivalent functions):

a.  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: July 8, 2014

/s/ Vadims Horosevskis

Vadims Horosevskis

Chief Executive Officer

Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned officer of Modern PVC Inc. (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2014 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Vadims Horosevskis

Vadims Horosevskis

Chief Executive Officer

Chief Financial Officer

July 8, 2014