Form 10-Q
period 2014-07-31
Modern PVC Inc
filed 2014-10-31
CIK 1548953

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 31, 2014
Common Stock: $0.001	6,400,000

2 | Page

3 | Page

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	July 31, 2014( Unaudtied)	January 31, 2014 (Audited)
Current Assets
Cash and cash equivalents	$ 69	$ 165

Other Current Assets	-	-
Total Assets	$ 69	$ 165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ 2,750	$ 0
Loan from director	17,399	13,799

Total Liabilities	20,149	13,799

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,400,000 shares issued and outstanding respectively;	6,400	6,400
Additional paid in capital	21,600	21,600
Deficit accumulated during the development stage	(48,081)	(41,635)
Total Stockholders’ Equity	20,081	13,635

Total Liabilities and Stockholders’ Equity	$ 69	$ 165

See accompanying notes to financial statements.

4 | Page

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended July 31, 2014	For the three months ended July 31, 2013	For the six months ended July 31, 2014	For the six months ended July 31, 2013

REVENUES	$ 0	$ 0	$ 0	$ 984

OPERATING EXPENSES
Business License and Permits	-	-	-	-
Bank fees	42	44	96	106
General and administrative expenses	42	14,800	4,850	27,076

TOTAL OPERATING EXPENSES	42	14,844	4,946	27,182

NET LOSS FROM OPERATIONS	(42)	(14,844)	(4,946)	(26,198)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$ (42)	$ (14,844)	$ (4,946)	$ (26,198)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,149,891	4,149,891	4,149,891	4,149,891

See accompanying notes to financial statements.

5 | Page

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended July 31, 2014	For the six months ended July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (4,946)	$ (26,198)
Adjustments to reconcile net loss to net cash (used in) operating activities: Inventory	-	2,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	1,250	1,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,696)	(22,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-
Loans from director	3,600	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,600	-

NET INCREASE IN CASH	(96)	(22,698)
Cash, beginning of period	165	22,932
Cash, end of period	$ 69	$ 234

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

6 | Page

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014 (Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Modern PVC Inc. was incorporated under the laws of the State of Nevada on July 12, 2011.  The Company a development stage company in the business of installation stretch ceiling and re-selling of stretch fabric membrane to wholesale customers.  Our plan is to purchase stretch fabric membrane from trusted supplier and install this fabric to the private person’s homes or businesses. Also, the Company is planning to develop our dealer network to resell fabric membrane.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the quarter ending July 31, 2014. The Company has adopted a January 31 fiscal year end.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted January 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $69 of cash and cash equivalents as of July 31, 2014 and $ 165 of cash and cash equivalents as of January 31, 2014.

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

7 | Page

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

Revenue Recognition

The Company would recognize any future revenues when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2014.

Comprehensive Income

The Company has established standards for reporting and displaying of comprehensive income, as well as its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of July 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

8 | Page

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

The balance due to the director was $17,399 as of July 31, 2014.

NOTE 4- RESIGNATION OF AN OLD DIRECTOR

On July 17, 2014, the Company received the resignation notice of Vadims Horosevskis from all of his positions with the Company, including Director, President, Treasurer, and Secretary, and any other position or role with the Company.

Mr. Horosevskis’s resignation was not due to any disagreement with the Company on any matter relating to its operations, policies or practices.

On July 17, 2014, before resigning as Director, Mr. Horosevskis appointed Christopher Lugue as the Company’s new Director, President, Treasurer, and Secretary of  the Company.

Mr. Lugue, who is 41 years old, has since 2004 been a Vice President – Lending of Zambrano Financial Inc., Makati Philippines, a position that made him responsible for reviewing and making small business loans.  He received a Bachelor of Commerce in 1994 and a Master of Commerce in 1998, both from Ateneo University, Manila Philippines.

Mr. Lugue will serve as our Director and officer until his duly elected successor is appointed or he resigns.  There are no arrangements or understandings between Mr. Lugue and any other person pursuant to which he was selected as an officer or director.  There are no family relationship between Mr. Lugue and any of our officers or directors.  Mr. Lugue has not held any other directorships in a company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 14, 2011, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

On January 28, 2013, the Company issued 2,400,000 shares of common stock for cash proceeds of $24,000 at $0.01 per share.

There were 6,400,000 shares of common stock issued and outstanding as of July 31, 2014.

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

NOTE 7 – INCOME TAXES

9 | Page

As of July 31, 2014, the Company had net operating loss carry forwards of approximately $41,635 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 9, 2014 and to date these financial statements were issued and disclosed the following:

The balance due to the Vadims Horosevskis was $17,399 as of October 15, 2014 and was forgiven by the ex-director.

FORWARD LOOKING STATEMENTS

10 | Page

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

11 | Page

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

Three and Six Months Period Ended July 31, 2014 and 2013

Our net loss for the three months periods ended July 31, 2014 and 2013 were $4,904 and $14,844.  During the three months periods ended July 31, 2014 and 2013 we have not generated any revenues.

Our net loss for the six months periods ended July 31, 2014 and 2013 were $4,946 and $26,198.  During the six months period ended July 31, 2013 we generated $984 of revenues, and during the six months period ended July 31, 2014 we have not generated any revenues.

12 | Page

The weighted average number of shares outstanding were 4,149,891 during the three and  six months ended July 31, 2013 and 2014.

Liquidity and Capital Resources

Three Months Period Ended July 31, 2014

As at July 31, 2014, our total assets were $69 compared to $165 in total assets at January 31, 2014. Total assets were comprised of $69 in cash. As at July 31, 2014, our current liabilities were $20,149.  Stockholders’ equity was $ 20,081 as of July 31, 2014 compare to stockholders' equity of $13,635 as of January 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended July 31, 2014, net cash flows used in operating activities was $(3,696). For the six months period ended July 31, 2013, net cash flows used in operating activities was $(22,698).

Cash Flows from Investing Activities

For the six months periods ended July 31, 2014 and 2013, the company has not generated any cash flows.

Cash Flows from Financing Activities

For the six months period ended July 31, 2014, the Company generated $3,600 in shareholder loans.  For the six months period ended July 31, 2013, the Company did not generate any revenue.

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

13 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

14 | Page

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

Modern PVC Inc.
Dated: October 31, 2014	By: /s/ Vadims Horosevskis
Vadims Horosevskis, President and Chief Executive Officer and Chief Financial Officer

15 | Page