Form 10-Q/A
period 2014-07-31
Modern PVC Inc
filed 2014-11-18
CIK 1548953

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 18, 2014
Common Stock: $0.001	6,400,000

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

4 | Page

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended July 31, 2014	For the three months ended July 31, 2013	For the six months ended July 31, 2014	For the six months ended July 31, 2013

REVENUES	$ 0	$ 0	$ 0	$ 984

OPERATING EXPENSES
Business License and Permits	-	-	-	-
Bank fees	-	44	96	106
General and administrative expenses	42	14,800	4,850	27,076

TOTAL OPERATING EXPENSES	42	14,844	4,946	27,182

NET LOSS FROM OPERATIONS	(42)	(14,844)	(4,946)	(26,198)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$ (42)	$ (14,844)	$ (4,946)	$ (26,198)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,149,891	4,149,891	4,149,891	4,149,891

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

Three and Six Months Period Ended July 31, 2014 and 2013

Our net loss for the three months periods ended July 31, 2014 and 2013 were $42 and $14,844.  During the three months periods ended July 31, 2014 and 2013 we have not generated any revenues.

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

Modern PVC Inc.
Dated: November 18, 2014	By: /s/ Christopher Lugue
Christopher Lugue, President and Chief Executive Officer and Chief Financial Officer

15 | Page