Form 10-Q/A
period 2014-07-31
Modern PVC Inc
filed 2014-11-25
CIK 1548953

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-181606

MODERN PVC INC.

 (Exact name of registrant as specified in its charter)

Nevada	1700	99-0368969
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

 51-01 39 th Avenue Unit HH-12

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

Yes [X]  No[  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes [  ]  No[X]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 18, 2014
Common Stock: $0.001	6,400,000

Explanatory Note

The first or non-amended 10Q for the Quarter ending July 31, 2014 that was filed on October 31, 2014 was incorrectly signed off by former President Vadims Horosevskis , who had resigned from the Company on July 17, 2014. Christopher Lugue, the newly appointed Director, President, Secretary and Treasurer  is the authorized Director and Officer to sign off on the 10Q ending July 31, 2014 and this filing has been amended accordingly on November 18, 2014.

MODERN PVC, INC.

FORM 10-Q/A

July 31, 2014

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	July 31, 2014 (Unaudited)	January 31, 2014 (Audited)
Current Assets
Cash and cash equivalents	$ 69	$ 165

Other Current Assets	-	-
Total Assets	$ 69	$ 165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ 2,750	$ 0
Loan from director	17,399	13,799

Total Liabilities	20,149	13,799

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,400,000 shares issued and outstanding respectively;	6,400	6,400
Additional paid in capital	21,600	21,600
Deficit accumulated during the development stage	(48,081)	(41,635)
Total Stockholders’ Equity	20,081	13,635

Total Liabilities and Stockholders’ Equity	$ 69	$ 165

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

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $ 41,635 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

Our principal office address is located at 51-01 39 th Avenue Unit HH-12, Sunnyside, NY 11104.  Our telephone number is (347) 960 6497.  Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations.  We are a development stage company and have not earned any revenue to date.

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

Modern PVC Inc.

Dated: November 25, 2014	By: /s/ Christopher Lugue
Christopher Lugue, President and Chief Executive Officer and Chief Financial Officer