Form 10-Q
period 2014-10-31
Modern PVC Inc
filed 2014-12-11
CIK 1548953

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

 5635 N Scottsdale Rd., Suite 170

Scottsdale, AZ 85250

(480) 729-6235

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

  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 5, 2014
Common Stock: $0.001	6,400,000

MODERN PVC, INC.

FORM 10-Q

October 31, 2014

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

	SIGNATURES	16

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	October 31, 2014 (Unaudited)	January 31, 2014 (Audited)
Current Assets
Cash and cash equivalents	$ 27	$ 165

Other Current Assets	-	-
Total Assets	$ 27	$ 165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ 2,900	$ 0
Loan from director	1,750	13,799

Total Liabilities	4,650	13,799

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,400,000 shares issued and outstanding respectively;	6,400	6,400
Additional paid in capital	39,000	21,600
Deficit accumulated during the development stage	(50,023)	(41,635)
Total Stockholders’ Equity	(4,623)	13,635

Total Liabilities and Stockholders’ Equity	$ 27	$ 165

See accompanying notes to financial statements.

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended October 31, 2014	For the three months ended October 31, 2013	For the nine months ended October 31, 2014	For the nine months ended October 31, 2013

REVENUES	$ 0	$ 0	$ 0	$ 984

OPERATING EXPENSES

General and administrative expenses	3,442	3,722	8,388	30,904

TOTAL OPERATING EXPENSES	3,442	3,722	8,388	30,904

NET LOSS FROM OPERATIONS	(3,442)	(3,722)	(8,388)	(29,920)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$ (3,442)	$ (3,722)	$ (8,388)	$ (29,920)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,400,000	4,149,891	6,400,000	4,149,891

See accompanying notes to financial statements.

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended October 31, 2014	For the nine months ended October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (8,388)	$ (29,920)
Adjustments to reconcile net loss to net cash (used in) operating activities: Note Payable	1,750	-
Loan from director	(13,799)	-
Inventory	-	2,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	2,900	1,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(17,537)	(26,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid in capital	17,399	3,700
Loans from director	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	17,399	3,700

NET INCREASE IN CASH	(138)	(22,720)
Cash, beginning of period	165	22,932
Cash, end of period	$ 27	$ 212

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the quarter ending October 31, 2014. The Company has adopted a January 31 fiscal year end.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted January 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $27 of cash and cash equivalents as of October 31, 2014 and $ 165 of cash and cash equivalents as of January 31, 2014.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of October 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

At October 31, 2014, director Craig Wiita had loaned $1,750 to pay for Company expenses.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $17,399 as of July 31, 2014.  As of October 31, 2014 the balance due to the former director had been forgiven and is no longer outstanding and only $1,750 is owing to director, Craig Wiita.

NOTE 4- RESIGNATION OF FORMER DIRECTORS

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

On November 21, 2014, the Company received the resignation notice of Christopher Lugue from all of his positions with the Company, including Director, President, Treasurer, and Secretary, and any other position or role with the Company. Mr. Lugue’s resignation was not due to any disagreement with the Company on any matter relating to its operations, policies or practices.   On November 21, 2014, before resigning as Director, Mr. Lugue appointed Craig Wiita as the Company’s new Director, President, Treasurer, and Secretary of the Company.

Mr. Craig S. Wiita is an independent gold mining professional with over 30 years’ experience of exploration, development, and production of alluvial placer gold deposits. He is the President of his own Company, Wiita Mining and Exploration located in Blythe, California where is has been operating a gold placer mining operation since 1987. Mr. Wiita also has experience operating a gold placer recovery plant, including supervision, bulk sampling, assaying, permitting and engineering.  Mr. Wiita has extensive experience in mine reclamation, environmental impact issues and all processes required by the State, local and Fed-B.L.M. (Bureau of Land Management) regulatory agencies. Mr. Wiita will act as the President and Director to MPVC.

Mr. Wiita will serve as our Director and officer until his duly elected successor is appointed or he resigns.  There are no arrangements or understandings between Mr. Wiita and any other person pursuant to which he was selected as an officer or director.  There are no family relationship between Mr. Wiita and any of our officers or directors.  Mr. Wiita is to receive a salary of $3,500 per month.

Mr. Wiita is currently also the sole officer and director of Axium Technologies, Inc., which is a public company, traded on the OTC Markets PinkSheets under the symbol “AXGI” and has tendered his resignation to be effective December 1, 2014.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 14, 2011, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

On January 28, 2013, the Company issued 2,400,000 shares of common stock for cash proceeds of $24,000 at $0.01 per share.

There were 6,400,000 shares of common stock issued and outstanding as of October 31, 2014.

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

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $ 41,635 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations to the date the financials were issued, December 5, 2014 and identified the following event for disclosure:

The Company’s former address of:  51-01 39 th Avenue Unit HH-12 Sunnyside, NY 11104 was changed to the new Corporate address of:  5635 N Scottsdale Rd., Suite 170 Scottsdale, AZ 85250.

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

As of December 6, 2014 our principal office address is located at 5635 N Scottsdale Rd., Suite 170 Scottsdale, AZ 85250 and our new telephone number is (602) 455-1240.  Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations.  We are a development stage company and have not earned any revenue to date.

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

Three and Nine Months Period Ended October 31, 2014 and 2013

Our net loss for the three months periods ended October 31, 2014 and 2013 were $3,442 and $3,722.  During the three months periods ended October 31, 2014 and 2013 we have not generated any revenues.

Our net loss for the nine months periods ended October 31, 2014 and 2013 were $8,388 and $29,920.  During the nine months period ended October 31, 2013 we generated $984 of revenues, while during the nine month period ended October 31, 2014 we have not generated any revenues.

The weighted average number of shares outstanding was 6,400,000 during the three and nine months ended October 31, 2013 and 2014.

Liquidity and Capital Resources

Three Months Period Ended October 31, 2014

As at October 31, 2014, our total assets were $27 compared to $165 in total assets at January 31, 2014. Total assets were comprised of $27 in cash. As at October 31, 2014, our current liabilities were $4,650.  Stockholders’ equity (deficit) was $(4,623) as of October 31, 2014 compare to stockholders' equity (deficit) of $(13,635) as of January 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended October 31, 2014, net cash flows used in operating activities was $(17,537). For the nine months period ended October 31, 2013, net cash flows used in operating activities was $(26,419).

Cash Flows from Investing Activities

For the nine months periods ended October 31, 2014 and 2013, the company has not generated any cash flows.

Cash Flows from Financing Activities

For the nine months period ended October 31, 2014, the Company generated $17,399 from additional paid in capital.  For the nine months period ended October 31, 2013, the Company did not generated $3,700 from the sale of common stock.

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

Modern PVC Inc.
Dated: December 11, 2014	By: /s/ Craig Wiita_________________________
Craig Wiita, President and Chief Executive Officer and Director