Form 10-K/A
period 2014-01-31
Modern PVC Inc
filed 2015-01-26
CIK 1548953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment No.1)

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

Agreement with European Home Development Inc.

Modern PVC Inc. previously had an agreement with European Home Development Inc .., whereby European Home Development Inc. w ould use Modern PVC Inc. as an independent contractor for installing stretch ceiling in European Home Development Inc. constructed property. However, this contract expired in November 2012 and no business was ever done with European Home Development Inc.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company ’ s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

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

As of January 31, 2013, our total assets were $24,932 comprised of cash and cash equivalents. Stockholders ’ equity decreased from $16,638 as of January 31, 2013 to  $ 13,635 as of January 31, 2014.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

HARRIS & GILLESPIE CPAS, PLLC

CERTIFIED PUBLIC ACCOUNTANT ’ S

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Modern PVC, Inc.

We have audited the accompanying balance sheets of Modern PVC, Inc. (A Development Stage Company) as of January 31, 2014 and 2013 and the related statements of operations, stockholders ’ equity and cash flows for the periods then ended and from July 12, 2011 (inception) through January 31, 2014. These financial statements are the responsibility of the Company ’ s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company ’ s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management ’ s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HARRIS & GILLESPIE CPA ’ S, PLLC

Seattle, Washington

March 11, 2014

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	January 31, 2014	January 31, 2013
Current Assets
Cash and cash equivalents	$ 165	$ 22,932

Other Current Assets	-	$ 2,000
Inventory

Total Assets	$ 165	$ 24,932

LIABILITIES AND STOCKHOLDERS ’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ 0	$ 0
Loan from director	13,799	8,549

Total Liabilities	13,799	8,549

Stockholders ’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,400,000 and 4,000,000 shares issued and outstanding respectively;	6,400	4,000
Additional paid in capital	21,600	24,000
Deficit accumulated during the development stage	(41,635)	(11,617)
Total Stockholders ’ Equity	13,635	16,383

Total Liabilities and Stockholders ’ Equity	$ 165	$ 24,932

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

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS ’ EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders ’
	Shares	Amount	Capital	Stage	Equity

Inception, July 12, 2011	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	4,000,000	4,000	-	-	4,000

Shares issued for cash at $0.01 per share	2,400,000	2,400	21,600	-	24,000

Net loss for the year ended January 31, 2013	-	-	-	(11,617)	(11,617)

Balance, January 31, 2013	6,400,000	$ 6,400	$ 21,600	$ (11,671)	$ 16,383

Net loss for the year ended January 31, 2014	-	-	-	(30,018)	(30,018)

Balance, January 31, 2014	6,400,000	$ 6,400	$ 21,600	$ (41,635)	$ 13,635

See accompanying notes to financial statements.

MODERN PVC INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the year ended January 31, 2014	For the period from July 12, 2011 (Inception) to January 31, 2013	For the period from July 12, 2011 (Inception) to January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (30,018)	$ (11,617)	$ (41,635)
Adjustments to reconcile net loss to net cash (used in) operating activities: Inventory	2,000	(2,000)	-
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	0	0	0
CASH FLOWS USED IN OPERATING ACTIVITIES	(28,018)	(13,617)	(41,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	28,000	28,000
Loans from director	5,250	8,549	13,799
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,250	36,549	41,779

NET INCREASE IN CASH	22,768	22,932	165
Cash, beginning of period	22,932	0	0
Cash, end of period	$ 165	$ 22,932	$ 165

SUPPLEMENTAL CASH FLOW INFORMATION :
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Modern PVC Inc. was incorporated under the laws of the State of Nevada on July 12, 2011.   We are a development stage company in the business of installation stretch ceiling and re-selling of stretch fabric membrane to wholesale customers . Our plan is to purchase stretch fabric membrane from trusted supplier and install this fabric to the private person’s homes or businesses. Also, we are planning to develop our dealer network to resell fabric membrane.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “ SEC ” ) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ending January 31, 2014 and 2013 and from July 12, 2011 (inception) through January 31, 2014.

The Company has adopted a January 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $165 of cash and cash equivalents as of January 31, 2014 and $ 22,932 of cash and cash equivalents as of January 31, 2013.

Fair Value of Financial Instruments

The Company ’ s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company ’ s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company ’ s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2014.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders ’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

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

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management ’ s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Recent Accounting Pronouncements

Modern PVC Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company ’ s results of operations, financial position or cash flow.

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

NOTE 6 – INCOME TAXES

As of January 31, 2014, the Company had net operating loss carry forwards of approximately $41,635 that may be available to reduce future years ’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer who also serves as our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are not effective as of January 31, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer/principal financial officer to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer/principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of January 31, 2014 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of January 31, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. This annual report on Form 10-K/A does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations

Our management, including our Principal Executive Officer/Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

1)

      Because of the Company's small number of people and its inherent limitations, internal control over financial reporting still may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

2)

     The Company does not have an audit committee or an independent audit committee financial expert.  While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting  A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to the items stated above, resulting from the Company’s limited resources and personnel.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Vadims Horosevskis 51-01 39 th Avenue Unit HH-12 Sunnyside NY 11104	42	President, Secretary, Treasurer and Director

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “ Named Executive Officers ” ) from inception on July 14, 2011 until January 31, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of January 31, 2014 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Vadims Horosevskis 51-01 39 th Avenue Unit HH-12 Sunnyside, NY 11104	4,000,000 shares of common stock (director)	62%

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

MODERN PVC INC.
Dated: January 26, 2015	By: /s/ Craig Wiita
Craig Wiita , President and Chief Executive Officer and Chief Financial Officer

302 CERTIFICATION

I, Craig Wiita , certify that:

         1. I have reviewed this report on Form 10-K of Modern PVC Inc.;

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

Date: January 26, 2015

/s/ Craig Wiita

Craig Wiita

Chief Executive Officer

Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned officer of Modern PVC Inc. (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Yearly Report on Form 10-K /A for the year ended January 31, 2014 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Craig Wiita

Craig Wiita

Chief Executive Officer

Chief Financial Officer

January 26, 2015